Form 10-K
period 2006-12-31
Mortgage Loan Asset-Backed Certificates, Series 2006-WMC1
filed 2007-03-30
CIK 1353236

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-127233-30

       Merrill Lynch Mortgage Investors Trust, Series 2006-WMC1
       (exact name of issuing entity as specified in its charter)

       Merrill Lynch Mortgage Investors, Inc.
       (exact name of the depositor as specified in its charter)

       Merrill Lynch Mortgage Lending, Inc.
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2195503
  (State or other jurisdiction of                   54-2195504
  incorporation or organization)                    54-6703531
                                                    54-6703532
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

        None.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            Not Applicable.

  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

            CIFG Assurance North America, Inc., a provider of credit enhancement relating to the certificates issued under this transaction, has provided an updated financial statement, which is attached to this Form 10-K as Exhibit 99.1.


  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.

  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Information required by Item 1119 was provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933, under the same Central Index Key (CIK) code as this annual report on Form 10-K. No material changes to such information have occurred since the initial Rule 424 filing.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            See Item 15, exhibits (33) and (34) and as otherwise disclosed below.

               The assessment of compliance for Wilshire Credit Corporation ("Wilshire") has disclosed the following material noncompliance with servicing criterion 1122(d)(4)(iv), applicable to Wilshire during the year ended December 31, 2006. On one of the forty-five loan payoffs selected for testing, Wilshire calculated the prepayment charge in accordance with the related mortgage note, but transposed the numbers when entering the charge into its system, resulting in an overcharge to the borrower. Such assessment further states that this error has been corrected and the overcharge has been refunded to the borrower.

               The assessment of compliance of Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets. Such assessment further states that all such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. The assessment also indicates that all necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.


  Item 1123 of Regulation AB, Servicer Compliance Statement.

            See Item 15, exhibit (35).

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

  (4.1 )Pooling and Servicing Agreement, dated as of February 1, 2006, among
        Merrill Lynch Mortgage Investors, Inc., as Depositor, Wilshire Credit Corporation, as Servicer and Wells Fargo Bank, NA, as Trustee (filed as an exhibit to Form 8-K on March 1, 2006).

  (10.1)Mortgage Loan Sale and Assignment Agreement, dated as of February
        1, 2006, between Merrill Lynch Mortgage Lending, Inc., as Seller, and Merrill Lynch Mortgage Investors, Inc., as Purchaser (filed as an exhibit to Form 8-K on March 1, 2006).

   (31) Sarbanes-Oxley Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

      a) LandAmerica Tax and Flood Services as Sub-Contractor for Wilshire Credit Corporation<F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>
      c) Wells Fargo Bank, N.A., as Custodian <F1>
      d) Wilshire Credit Corporation, as Servicer <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) LandAmerica Tax and Flood Services as Sub-Contractor for Wilshire Credit Corporation<F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>
      c) Wells Fargo Bank, N.A., as Custodian <F1>
      d) Wilshire Credit Corporation, as Servicer <F1>


     (35) Servicer compliance statement.

      b) Wells Fargo Bank, N.A., as Trustee <F1>
      d) Wilshire Credit Corporation, as Servicer <F1>



   (99.1) CIFG Assurance North America, Inc. - Financial Statements.



   (b) See 15(a).

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Merrill Lynch Mortgage Investors Trust, Series 2006-WMC1
    (Issuing Entity)

    Wilshire Credit Corporation
    (Servicer)

    /s/ Ken Frye
    Ken Frye, Senior Vice President
    (senior officer in charge of the servicing function of the servicer)

    Date:      March 29, 2007


  Exhibit Index

  Exhibit No.

  (4.1) Pooling and Servicing Agreement, dated as of February 1, 2006, among
        Merrill Lynch Mortgage Investors, Inc., as Depositor, Wilshire Credit Corporation, as Servicer and Wells Fargo Bank, NA, as Trustee (filed as an exhibit to Form 8-K on March 1, 2006).

 (10.1) Mortgage Loan Sale and Assignment Agreement, dated as of February
        1, 2006, between Merrill Lynch Mortgage Lending, Inc., as Seller, and Merrill Lynch Mortgage Investors, Inc., as Purchaser (filed as an exhibit to Form 8-K on March 1, 2006).

   (31) Sarbanes-Oxley Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



      a) LandAmerica Tax and Flood Services as Sub-Contractor for Wilshire Credit Corporation
      b) Wells Fargo Bank, N.A., as Trustee
      c) Wells Fargo Bank, N.A., as Custodian
      d) Wilshire Credit Corporation, as Servicer

     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

      a) LandAmerica Tax and Flood Services as Sub-Contractor for Wilshire Credit Corporation
      b) Wells Fargo Bank, N.A., as Trustee
      c) Wells Fargo Bank, N.A., as Custodian
      d) Wilshire Credit Corporation, as Servicer

     (35) Servicer compliance statement.

      b) Wells Fargo Bank, N.A., as Trustee
      d) Wilshire Credit Corporation, as Servicer

   (99.1) CIFG Assurance North America, Inc. - Financial Statements.


  EX-31 Sarbanes-Oxley Certification.

  Merrill Lynch Mortgage Investors, Inc.
  250 Vesey Street
  4 World Financial Center, 10th Floor
  New York, New York 10080

  Wilshire Credit Corporation
  14523 SW Millikan Way
  Suite 200
  Beaverton, Oregon 97005


  RE: Merrill Lynch Mortgage Investors Trust, Mortgage Loan Asset-Backed Certificates, Series 2006-WMC1

  I, Ken Frye, certify that:

  1. I have reviewed the report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Merrill Lynch Mortgage Investors Trust, Series 2006-WMC1(the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicer and based on my knowledge and the compliance review conducted in preparing the servicer compliance statement required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. All of the reports on assessment of compliance with servicing criteria for ABS and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchage Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I reasonably relied on information provided to me by the following unaffiliated parties:
     Wells Fargo Bank, N.A., as Trustee.

     Date:    March 29, 2007

     /s/ Ken Frye
     Signature

     Senior Vice President
     Title
     (senior officer in charge of the servicing function of the servicer)


EX-33 (a)
Report on Assessment of Compliance

with Regulation AB Servicing Criteria

1. The undersigned authorized officer of LandAmerica Tax and Flood Services, Inc. (the "Company") is responsible for assessing the Company's compliance with the applicable servicing criteria as defined in 17 CFR Part 229 Section 1122(d)
(4) (xi) and 1122(d) (4) (xii) (the "Regulation AB Servicing Criteria") for residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform"). Except as set forth in the preceding sentence, the servicing criteria set forth in 17 CFR Part 229 Section 1122(d) are not applicable to the activities the Company performed with respect to the Platform.

2. The Company used the criteria in 17 CFR Part 229 Section 1122(d) to assess the compliance with the Regulation AB Servicing Criteria.

3. Under one of the services offered by the Company, some customers may elect to remit tax payments directly to tax agencies without having the Company remit those property tax payments through our tax payment service. We refer to these customers as "non-outsourced servicer customers." With respect to these non-outsourced customers and the services the Company delivered pursuant to the servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xi), the Company's assertion is strictly limited to its processing of tax payments submitted through the Company's tax payment service.

4. With respect to servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xii), the Company's assertion is strictly limited to its processing of property tax penalty payments. The Company has determined that its servicer customers may also have access to systems that enable those servicers to process penalties through obligor escrow accounts. Management's assessment of compliance does not relate to the actual or potential activities of other parties with access to obligor escrow accounts.

5. Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the Regulation AB Servicing Criteria related to the servicing of the Platform.

6. The registered public accounting firm of Grant Thornton, LLP, has issued an attestation report on the Company's assessment of compliance with the Regulation AB Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 20, 2007

LandAmerica Tax and Flood Services, Inc.

By: /s/ Bob Ige
Name: Bob Ige
Its:  Executive Vice President





EX-33 (b)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (c)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (d)
Management's Assessment on Compliance with Item 1122 Criteria

1. Wilshire Credit Corporation ("Wilshire") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of
Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period") as set forth in Appendix A hereto. The transactions covered by this report are attached hereto as Appendix B and include asset-backed securities transactions for which Wilshire has acted as a servicer involving residential mortgage loans (the "Platform").

2. Wilshire has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and Wilshire elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 5 below, Wilshire used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Wilshire based on the activities it performs, directly or through its Vendors, with respect to the Platform;

5. Wilshire has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole, except that for one of the forty-five loan payoffs selected for testing, Wilshire calculated the prepayment charge in accordance with the related mortgage note, but transposed the numbers when entering the charge into Wilshire's system, resulting in an overcharge to the borrower. The error has been corrected and the overcharge has been refunded to the borrower.

6. Wilshire has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. Wilshire has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

8. Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on Wilshire's assessment of compliance with the applicable servicing criteria for the Reporting Period.

DATE: February 28, 2007

Wilshire Credit Corporation

By: /s/ Ken Frye
Ken Frye
Senior Vice President, Loan Servicing


(page)


APPENDIX A



                                                                                                                 INAPPLICABLE
                                                                                    APPLICABLE                    SERVICING
                       SERVICING CRITERIA                                       SERVICING CRITERIA                 CRITERIA



Reference                   Criteria                                            Performed     Performed
                                                                                   by            by
                                                                                Wilshire      Vendor(s)
                                                                                              for which
                                                                                             Wilshire is
                                                                                                the
                                                                                             Responsible
                                                                                                Party

                General Servicing Considerations

1122(d)(1)(i)   Policies and procedures are instituted to monitor
                any performance or other triggers and events of                    X1
                default in accordance with the transaction agreements.

1122(d)(1)(ii)  If any material servicing activities are outsourced to
                third parties, policies and procedures are instituted              X
                to monitor the third party's performance and compliance
                with such servicing activities.

1122(d)(1)(iii) Any requirements in the transaction agreements to
                maintain a back-up servicer for the mortgage loans                                                     X
                are maintained.

1122(d)(1)(iv)  A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing
                function throughout the reporting period in the amount             X
                of coverage required by and otherwise in accordance with
                the terms of the transaction agreements.

                Cash Collection and Administration

1122(d)(2)(i)   Payments on pool assets are deposited into the
                appropriate custodial bank accounts and related bank
                clearing accounts no more than two business days                   X2             X3
                following receipt, or such other number of days
                specified in the transaction agreements.

1122(d)(2)(ii)  Disbursements made via wire transfer on behalf of an
                obligor or to an investor are made only by authorized              X4
                personnel.

1122(d)(2)(iii) Advances of funds or guarantees regarding collections,
                cash flows or distributions, and any interest or other             X
                fees charged for such advances, are made, reviewed and
                approved as specified in the transaction agreements.

1122(d)(2)(iv)  The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of
                overcollateralization, are separately maintained (e.g.,            X5
                with respect to commingling of cash) as set forth in the
                transaction agreements.



(page)




                                                                                                                 INAPPLICABLE
                                                                                    APPLICABLE                     SERVICING
                       SERVICING CRITERIA                                       SERVICING CRITERIA                  CRITERIA


Reference                   Criteria                                            Performed     Performed
                                                                                   by            by
                                                                                Wilshire      Vendor(s)
                                                                                              for which
                                                                                             Wilshire is
                                                                                                 the
                                                                                             Responsible
                                                                                                Party

1122(d)(2)(v)   Each custodial account is maintained at a federally
                insured depository institution as set forth in the
                transaction agreements. For purposes of this criterion,
                "federally insured depository institution" with respect            X6
                to a foreign financial institution means a foreign
                financial institution that meets the requirements of
                Rule 13k-j(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)  Unissued checks are safeguarded so as to prevent                   X
                unauthorized access.

1122(d)(2)(vii) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                custodial accounts and related bank clearing accounts.
                These reconciliations are (A) mathematically accurate;
                (B) prepared within 30 calendar days after the bank
                statement cutoff date, or such other number of days
                specified in the transaction agreements; (C) reviewed              X7
                and approved by someone other than the person who
                prepared the reconciliation; and (D) contain
                explanations for reconciling items. These reconciling
                items are resolved within 90 calendar days of their
                original identification, or such other number of days
                specified in the transaction agreements.

                Investor Remittances and Reporting

1122(d)(3)(i)   Reports to investors, including those to be filed with
                the Commission, are maintained in accordance with the
                transaction agreements and applicable Commission
                requirements. Specifically, such reports (A) are
                prepared in accordance with timeframes and other terms
                set forth in the transaction agreements; (B) provide
                information calculated in accordance with the terms                X8
                specified in the transaction agreements; (C) are filed
                with the Commission as required by its rules and
                regulations; and (D) agree with investors' or the
                trustee's records as to the total unpaid principal
                balance and number of mortgage loans serviced by the
                Servicer.

1122(d)(3)(ii)  Amounts due to investors are allocated and remitted in
                accordance with timeframes, distribution priority and              X9
                other terms set forth in the transaction agreements.

1122(d)(3)(iii) Disbursements made to an investor are posted within two
                business days to the Servicer's investor records, or               X
                such other number of days specified in the transaction
                agreements.

1122(d)(3)(iv)  Amounts remitted to investors per the investor reports
                agree with cancelled checks, or other form of payment,             X10
                or custodial bank



(page)



                                                                                                                 INAPPLICABLE
                                                                                    APPLICABLE                     SERVICING
                       SERVICING CRITERIA                                       SERVICING CRITERIA                  CRITERIA


Reference                   Criteria                                            Performed     Performed
                                                                                   by            by
                                                                                Wilshire      Vendor(s)
                                                                                              for which
                                                                                             Wilshire is
                                                                                                 the
                                                                                             Responsible
                                                                                                Party

                statements.

                Pool Asset Administration

1122(d)(4)(i)   Collateral or security on pool assets is maintained as
                required by the transaction agreements or related                  X
                mortgage loan documents.

1122(d)(4)(ii)  Pool assets and related documents are safeguarded as               X11
                required by the transaction agreements

1122(d)(4)(iii) Any additions, removals or substitutions to the asset
                pool are made, reviewed and approved in accordance with            X12
                any conditions or requirements in the transaction
                agreements.

1122(d)(4)(iv)  Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents are
                posted to the Servicer's obligor records maintained no
                more than two business days after receipt, or such                 X
                other number of days specified in the transaction
                agreements, and allocated to principal, interest or
                other items (e.g., escrow) in accordance with the
                related pool asset documents.

1122(d)(4)(v)   The Servicer's records regarding the pool assets agree
                with the Servicer's records with respect to an obligor's           X
                unpaid principal balance.

1122(d)(4)(vi)  Changes with respect to the terms or status of an obligor's pool asset (e.g., loan modifications or
                re-agings) are made, reviewed and approved by authorized           X
                personnel in accordance with the transaction agreements
                and related pool asset documents.

1122(d)(4)(vii) Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure,
                foreclosures and repossessions, as applicable) are                 X
                initiated, conducted and concluded in accordance with
                the timeframes or other requirements established by the
                transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a pool asset is delinquent in
                 accordance with the transaction agreements. Such
                 records are maintained on at least a monthly basis, or
                 such other period specified in the transaction                    X
                 agreements, and describe the entity's activities in
                 monitoring delinquent mortgage loans including, for
                 example, phone calls, letters and payment rescheduling
                 plans in cases where delinquency is deemed temporary
                 (e.g., illness or unemployment).

1122(d)(4)(ix)  Adjustments to interest rates or rates of return for pool
                assets with variable rates are computed based on the related       X
                mortgage loan documents.



(page)



                                                                                                                 INAPPLICABLE
                                                                                    APPLICABLE                     SERVICING
                       SERVICING CRITERIA                                       SERVICING CRITERIA                  CRITERIA


Reference                   Criteria                                            Performed     Performed
                                                                                   by            by
                                                                                Wilshire      Vendor(s)
                                                                                              for which
                                                                                             Wilshire is
                                                                                                 the
                                                                                             Responsible
                                                                                                Party

1122(d)(4)(x)   Regarding any funds held in trust for an obligor (such as
                escrow accounts): (A) such funds are analyzed, in
                accordance with the obligor's pool asset documents, on at
                least an annual basis, or such other period specified in the
                transaction agreements; (B) interest on such funds is paid,        X
                or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are
                returned to the obligor within 30 calendar days of full
                repayment of the related pool asset, or such other number
                of days specified in the transaction agreements.

1122(d)(4)(xi)  Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or
                notices for such payments, provided that such support has          X13
                been received by the Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii) Any late payment penalties in connection with any payment to
                be made on behalf of an obligor are paid from the Servicer's       X14
                funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within
                 two business days to the obligor's records maintained by the      X
                 Servicer, or such other number of days specified in the
                 transaction agreements.

1122(d)(4(xiv)  Delinquencies, charge-offs and uncollectible amounts are
                recognized and recorded in accordance with the transaction         X
                agreements.

1122(d)(4)(xv)  Any external enhancement or other support, identified in Item
                1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.



1 Wilshire institutes policies and procedures to only monitor any performance or event of default it is responsible for monitoring pursuant to the transaction agreements.

2 Wilshire performs the criterion 1122(d)(2)(i) except for the lockbox function, which is a specific, limited activity. Wilshire retains a vendor to perform the lockbox function. Wilshire is only responsible for those custodial accounts held by it as specified in the transaction agreements.

3 Wilshire retains a vendor to perform the lockbox function, which is a specific, limited activity. Wilshire is the responsible party for the lockbox function.

4 Wilshire does not disburse funds to the certificateholders.

5 Wilshire only maintains custodial accounts it is responsible for as set forth in the transaction agreements.

6 Wilshire only maintains custodial accounts it is responsible for as set forth in the transaction agreements.

7 Wilshire only performs reconciliations for those asset-backed securities bank accounts it is responsible for in the transaction agreements.

8 Wilshire only maintains reports it is responsible for as specified in the transaction agreements. Wilshire does not provide reports to the certificateholders or file reports with the Commission.

9 Wilshire only allocates and makes available loan payments to the Master Servicer pursuant to its responsibilities under the transaction agreements. Wilshire is not responsible for the allocation or remittance of funds to certificateholders.

10 Wilshire only remits funds and provides certain investor reports to the Master Servicer pursuant to its responsibilities in the transaction agreements. Wilshire does not disburse funds to the certificateholders.

11 Wilshire safeguards only the pool assets and related documents it receives pursuant to the transaction agreements.

12 Wilshire only facilitates the Master Servicer in making certain additions, removals or substitutions to the asset pool. The Master Servicer reviews and approves addtions, removals or substitutions to the asset pool.

13 Wilshire performs the criteria in 1122(d)(4)(xi) for certain loans in the Platform. For all other loans in the Platform, Wilshire retains a property tax payment provider to perform the servicing criteria 1122(d)(4)(i). The property tax payment provider has provided an assessment of compliance and accountants attestation for servicing criteria 1122(d)(4)(i).

14 Wilshire performs the criteria in 1122(d)(4)(xii) for certain loans in the Platform. For all other loans in the Platform, Wilshire retains a property tax payment provider to perform the servicing criteria 1122(d)(4)(xii). The property tax payment provider has provided an assessment of compliance and accountants attestation for servicing criteria 1122(d)(4)(xii).


(page)


WILSHIRE CREDIT CORPORATION, SERVICER,
2006 SECURITIES LISTING
Exhibit to Regulation AB Attestation and Management Assertion

Appendix B




Pool    Description                                                     Verbiage

436     MLMI 2006-SL1        Pooling & Servicing Agreement dated as of January 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association,
                             Trustee for the Merrill Lynch Mortgage Investors Trust, Series 2006-SL1

576     RFC MASTER SERVICED  2006-RP1, 2006-RP2, 2006-RP3, 20O6-RP4, 2006-SP1, 2006-SP2, 2OO6-SP3, 2006-SP4

623     MLMI 2006-HE1        Pooling & Servicing Agreement dated as of January 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc. Depositor, Wilshire Credit Corporation, Servicer, and Wells Fargo Bank, N.A., Trustee for the
                             Merrill Lynch Mortgage Investors Trust, Series 2006-HE1

628     MLMI 2006-WMC1       Pooling & Servicing Agreement dated as of January 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc. Depositor. Wilshire Credit Corporation, Servicer, and Wells Fargo Bank, N.A., Trustee for the
                             Merrill Lynch Mortgage Investors trust, Series 2006-WMC1

635     CSFB HEMT 2006-1     Pooling and Servicing Agreement dated as of February 1, 2006 between Credit Suisse First Boston
                             Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc. Seller, Wilshire Credit Corporation,
                             Servicer, Ocwen Loan Servicing, LLC, Servicer, Select Portfolio Servicing, Inc., Special Servicer and
                             U.S. Bank National Association, Trustee for the Home Equity Mortgage Trust Series 2006-1

636     MLMI 2006-RM1        Pooling & Servicing Agreement dated as of January 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-RM1

637     MLMI 2006-WMC2       Pooling & Servicing Agreement dated as of March 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-WMC2

639     MLMI 2006-HE2        Pooling & Servicing Agreement dated as of March 1, 2006, between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-HE2

643     MLMI 2006-AR1        Pooling & Servicing Agreement dated as of April 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-AR1

644     CSFB HEMT 2006-2     Servicing Agreement dated as of April 28, 2006 between Wilshire Credit Corporation, Servicer, Ocwen
                             Loan Servicing, LLC, Servicer, PNC Bank, N.A., Servicer, Select Portfolio Servicing, Inc., Special
                             Servicer Home Equity Mortgage Trust 2006-2, Issuer and U.S. Bank National Association, Indenture
                             Trustee

652     MLMI 2006-RM2        Pooling & Servicing Agreement dated as of May 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-RM2

653     CSFB HEMT 2006-3     Pooling & Servicing Agreement dated as of June 1, 2006 between Credit Suisse First Boston Mortgage
                             Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wilshire Credit Corporation,
                             Servicer, Ocwen Loan Servicing, LLC, Servicer, Select Portfolio Servicing, Inc., Servicer and Special
                             Servicer and U.S. Bank National Association, Trustee for the Home Equity Mortgage Trust Series 2006-3

657     MLMI 2006-AHL1       Pooling & Servicing Agreement dated as of June 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee for
                             the Merrill Lynch Mortgage Investors Trust, Series 2006-AHL1

659     MLMI 2006-HE3        Pooling & Servicing Agreement dated as of June 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee for
                             the Merrill Lynch Mortgage Investors Trust, Series 2006-HE3

660     MLMI 2006-FM1        Pooling & Servicing Agreement dated as of June 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee for
                             the Merrill Lynch Mortgage Investors Trust, Series 2006-FM1

665     MLMI 2006-SL2        Pooling & Servicing Agreement dated as of July 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee for
                             the Merrill Lynch Mortgage Investors Trust, Series 2006-SL2

669     MLMI 2006-HE4        Pooling & Servicing Agreement dated as of July 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee for
                             the Merrill Lynch Mortgage Investors Trust, Series 2006-HE4

674     MLMI 2006-SD1        Pooling & Servicing Agreement dated as of August 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc, Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-SD1

676     MLMI 2006-HE5        Pooling & Servicing Agreement dated as of September 1, 2006, between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, LaSalle Bank National Association, Master Servicer and Securities Administrator,
                             Indymac Bank, FSB, Servicer, Wilshire Credit Corporation, Servicer, and Citibank, N.A., Trustee for
                             MLMI 2006-HE5

679     MLMI 2006-MLN1       Pooling & Servicing Agreement dated as of September 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-MLN1

680     MLMI 2006-RM4        Pooling & Servicing Agreement dated as of September 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-RM4

685     MLMI 2006-RM5        Pooling & Servicing Agreement dated as of October 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merill Lynch Mortgage Investors Trust, Series 2006-RM5

689     MLMI 2006-HE6        Pooling & Servicing Agreement dated as of December 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-HE6

1406    MLMI SURF 2006-AB1   Pooling & Servicing Agreement dated as of February 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee
                             for SURF 2006-AB1

1407    MLMI SURF 2006-BC1   Pooling & Servicing Agreement dated as of February 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc. Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee for
                             SURF 2006-BC1

1408    MLMI SURF 2006-BC2   Pooling & Servicing Agreement dated as of March 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee
                             for SURF 2006-BC2

1409    MLMI SURF 2006-BC3   Pooling & Servicing Agreement dated as of June 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee for
                             SURF 2006-BC3

1410    MLMI SURF 2006-AB2   Pooling & Servicing Agreement dated as of May 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation Servicer, and U.S. Bank National Association, Trustee for
                             SURF 2006-AB2

1411    MLMI SURF 2006-AB3   Pooling & Servicing Agreement dated as of September 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee
                             for SURF 2006-AB3

1412    MLMI SURF 2006-BC4   Pooling & Servicing Agreement dated as of September 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee for
                             SURF 2006-BC4

1413    MLMI SURF 2006-BC5   Pooling & Servicing Agreement dated as of November 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee for
                             SURF 2006-BC5






EX-34 (a)



EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (d)
(logo) Deloitte

Deloitte & Touche LLP
Suite 3900
111 SW Fifth Avenue
Portland, OR 97204-3642
USA

Tel: +1 503 222 1341
Fax: + 503 224 2172
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Wilshire Credit Corporation

We have examined Wilshire Credit Corporation's (the "Company"), a wholly-owned subsidiary of Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co., New York, NY, compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the Residential Mortgage Loan Platform (the "Platform") described in the accompanying Management's Assertion on Compliance with Item 1122 Criteria, as of and for the year ended December 31, 2006, excluding the criteria set forth in Items 1122(d)(1)(iii) and 1122(d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(2)(i) the Company has engaged a vendor to perform certain activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

Our examination disclosed the following material noncompliance with 1122(d)(4)(iv) applicable to the Company during the year ended December 31, 2006. In one of forty-five paid-off loans selected for testing, the Company charged a prepayment charge to a mortgagor that was not in accordance with the related mortgage note.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied with the aforementioned applicable servicing criteria for the Residential Mortgage Loan Platform as of and for the year ended December 31, 2006.


/s/ Deloitte & Touche LLP


Portland, Oregon
February 28, 2007


Member of
Deloitte Touche Tohmatsu


-2-





EX-35 (b)
(logo) WELLS FARGO



Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 26, 2007

Merrill Lynch Mortgage Investors, Inc.
4 World Financial Center
New York, NY 10281

RE: Annual Statement As To Compliance for Merrill Lynch Mortgage Investors
    Trust, Series 2006-WMC1

Per Section 3.17 of the Pooling and Servicing Agreement, dated as of 01/01/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trustee), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of the activities of such signatory during the preceding calendar year, or portion thereof, and of the performance of such signatory under this Agreement has been made under such officer's supervision, and

(ii) To the best of such officer's knowledge, based on such review, such signatory has fulfilled all its obligations under this Agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


Schedule A

Payment/Distribution Calculation Errors

During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.





EX-35 (d)
(logo) Wilshire

Wilshire Credit Corporation

Payments
P.O. Box 30040; Los Angeles, CA 90030-0040
or P.O. Box 650314; Dallas, TX 75265-0314

Correspondence
P.O. Box 8517; Portland, OR 97207-8517

Phone
(503) 952-7947
(888) 502-0100

Fax
(503) 952-7476

Web Site
www.wfsg.com


Exhibit S

CERTIFICATION OF SERVICER


March 1, 2007

Merrill Lynch Mortgage Investors, Inc.
250 Vesey Street
4 World Financial Center, 10th Floor
New York, New York 10080

Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, Maryland 21045
Attn: John Vinson--MLMI Trust, Series 2006-WMC1

Re: Pooling and Servicing Agreement (the "Agreement") dated as January 1, 2006 among Merrill Lynch Mortgage Investors, Inc., as Depositor, Wilshire Credit Corporation, as Servicer and Wells Fargo Bank, National Association, as Trustee, relating to Merrill Lynch Mortgage Investors Trust, Mortgage Loan Asset-Backed Certificates, Series 2006-WMC1, Pool 628

I, Ken Frye, Senior Vice President, Loan Servicing of Wilshire Credit Corporation (the "Servicer"), hereby certify that:

i. A review of the activities of the Servicer during the preceding calendar year and of the performance of the Servicer under this Agreement has been made under my supervision, and

ii. To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year or a portion thereof, or if there has been a failure to fulfill any such obligation in any material respect, I have specified below each such failure known to me and the nature and status thereof.


Wilshire Credit Corporation,
as Servicer


By: /s/ Ken Frye
Name: Ken Frye
Title: Vice President Loan Servicing

Exhibit 99.1



                       CIFG ASSURANCE NORTH AMERICA, INC.

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 2006, 2005 AND 2004

                       CIFG ASSURANCE NORTH AMERICA, INC.
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

Report of Independent Auditors                                                       2

Balance Sheets as of December 31, 2006 and 2005                                      3

Statements of Operations for the years ended December 31, 2006,
     2005 and 2004                                                                   4

Statements of Changes in Shareholder's Equity and Comprehensive
     (Loss) Income for the years ended December 31, 2006, 2005 and 2004              5


Statements of Cash Flows for the years ended December 31, 2006, 2005
     and 2004                                                                        6

Notes to Financial Statements                                                     7-26

(PRICEWATERHOUSECOOPERS LLP LOGO)

                                                   PRICEWATERHOUSECOOPERS LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY 10017
                                                   Telephone (646) 471 3000
                                                   Facsimile (813) 286 6000


                         REPORT OF INDEPENDENT AUDITORS

To Board of Directors and Shareholder of
CIFG Assurance North America, Inc:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholder's equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of CIFG Assurance North America, Inc. (the "Company") at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 27, 2007

                       CIFG ASSURANCE NORTH AMERICA, INC.
                                 BALANCE SHEETS
                    ($ IN `000S, EXCEPT PER SHARE AMOUNT)

                                                                        AS OF DECEMBER 31,
                                                                    ------------------------
                                                                       2006           2005
                                                                    ---------      ---------
ASSETS
Investments
Fixed income securities available-for-sale, at fair value
   (amortized cost of $135,985 and $134,387)                        $ 134,403      $ 132,924
Short-term investments, at cost                                        39,588         24,652
                                                                    ---------      ---------
    Total Investments                                                 173,991        157,576

Cash                                                                    1,068          3,388
Premiums receivable                                                    11,436          7,515
Receivable for securities sold                                             --          4,000
Investment income due and accrued                                       1,748          1,497
Prepaid reinsurance premiums                                          183,761        141,827
Reinsurance recoverable on unpaid loss and loss
   adjustment expense reserves                                          4,670          2,777
Derivative assets                                                          10              4
Intangible asset -- licenses acquired in acquisition                    8,331          8,331
Current income taxes recoverable                                           42             --
                                                                    ---------      ---------
    Total assets                                                    $ 385,057      $ 326,915
                                                                    =========      =========

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Deferred premium revenues                                           $ 218,714      $ 165,846
Loss and loss adjustment expense reserves                               5,530          3,306
Deferred ceding commissions, net                                       18,373         13,267
Ceded reinsurance balances payable                                      6,463         12,949
Deferred fee income                                                     1,233            413
Ceding commission payable                                                 141            138
Current income taxes payable                                               --             88
Derivative liabilities                                                     49             57
Balances due to affiliates                                             10,606          6,798
Other liabilities                                                       2,051          1,961
                                                                    ---------      ---------
    Total liabilities                                                 263,160        204,823
                                                                    ---------      ---------

SHAREHOLDER'S EQUITY
Common stock (par value $4,191.49 per share  authorized, issued
    and outstanding shares 4,700)                                      19,700         19,700
Additional paid-in-capital                                            122,850        122,850
Accumulated deficit                                                   (19,072)       (18,995)
Accumulated other comprehensive loss (net of deferred
    income (benefit) taxes of $0, in 2006 and 2005)                    (1,581)        (1,463)
                                                                    ---------      ---------
    Total shareholder's equity                                        121,897        122,092
                                                                    ---------      ---------
    Total liabilities and shareholder's equity                      $ 385,057      $ 326,915
                                                                    =========      =========


   The accompanying notes are an integral part of these financial statements.

                       CIFG ASSURANCE NORTH AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                                  ($ IN `000S)

                                                         YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    2006           2005           2004
                                                 ---------      ---------      ---------
REVENUES
  Gross premiums written                         $ 101,665      $  94,256      $  55,146
  Ceded premiums written                           (84,163)       (83,958)       (48,747)
                                                 ---------      ---------      ---------
  Net premiums written                              17,502         10,298          6,399
  Change in net deferred premium
    revenue                                        (10,925)        (5,546)        (2,588)
                                                 ---------      ---------      ---------
  Net premiums earned (net of ceded
    earned premiums of $42,322 in 2006,
    $27,267 in 2005 and $18,529 in 2004)             6,577          4,752          3,811
 Net investment income                               6,677          4,098          2,273
 Net realized investment (losses) gains                 (5)            (4)            10
 Net realized and unrealized
     gains (losses) on credit derivatives               14            (32)            (5)
 Other income                                          217             47             53
                                                 ---------      ---------      ---------
 Total revenues                                     13,480          8,861          6,142
                                                 ---------      ---------      ---------

EXPENSES
  Losses and loss adjustment
  expenses, net                                        331            236            199
 Amortization of deferred ceding commissions        (8,794)        (3,158)        (2,042)
 Amortization of deferred acquisition
     costs                                           6,744          3,641          2,635
  Operating expenses                                14,892         11,826         10,822
                                                 ---------      ---------      ---------
  Total expenses                                    13,173         12,545         11,614
                                                 ---------      ---------      ---------

  Income (loss) before income taxes                    307         (3,684)        (5,472)
  Provision for income taxes                           384            148             --
                                                 ---------      ---------      ---------
  Net Loss                                       $     (77)     $  (3,832)     $  (5,472)
                                                 =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                       CIFG ASSURANCE NORTH AMERICA, INC.
  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME
                     ($ IN `000S, EXCEPT PER SHARE AMOUNTS)

                                                                       YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------
                                                        2006                   2005                      2004
                                                -------------------    ----------------------   -------------------------
COMMON SHARES
  Shares at beginning of period                     4,700                  4,700                    4,700
                                                ---------              ---------                ---------
  Shares as of December 31                          4,700                  4,700                    4,700
                                                ---------              ---------                ---------

 COMMON STOCK
  Balance at beginning of period                $  19,700              $  19,700                $  19,700
                                                ---------              ---------                ---------
  Balance as of December 31                        19,700                 19,700                   19,700
                                                ---------              ---------                ---------

ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of period                   122,850                122,850                  112,850
 Capital contribution                                  --                     --                   10,000
                                                ---------              ---------                ---------
 Balance as of December 31                        122,850                122,850                  122,850
                                                ---------              ---------                ---------

ACCUMULATED DEFICIT
 Balance at beginning of period                   (18,995)               (15,163)                  (9,691)
 Net loss                                             (77)   $  (77)      (3,832)   $  (3,832)     (5,472)     $  (5,472)
                                                ---------              ---------                ---------
 Balance as of December 31                        (19,072)               (18,995)                 (15,163)
                                                ---------              ---------                ---------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
 Balance at beginning of period                    (1,463)                   (53)                     530
 Net change in unrealized (depreciation) of
  AFS securities, net of deferred tax expense
  (benefit) expense of $0 in 2006, $28 in 2005,
  $(313) in 2004                                               (118)                   (1,410)                      (583)
                                                             ------                 ---------                  ---------
 Other comprehensive loss                            (118)     (118)      (1,410)      (1,410)       (583)          (583)
                                                             ------                 ---------                  ---------
 Total comprehensive loss                                    $ (195)                $  (5,242)                 $  (6,055)
                                                             ======                 =========                  =========

                                                ---------              ---------                 --------
 Balance as of December 31                         (1,581)                (1,463)                     (53)
                                                ---------              ---------                 --------
TOTAL SHAREHOLDER'S EQUITY                      $ 121,897              $ 122,092                 $127,334
                                                =========              =========                 ========

                                                   2006                   2005                      2004
                                                ---------              ---------                ---------

DISCLOSURE OF RECLASSIFICATION AMOUNTS
Unrealized (depreciation) arising during the
 period, net of taxes                           $    (114)             $  (1,407)                $   (590)
Less: reclassification adjustment for net
 (losses) and gains included in net income,
 net of taxes                                          (4)                    (3)                       7
                                                ---------              ---------                 --------
Net unrealized (depreciation) of securities,
 net of taxes                                   $    (118)             $  (1,410)                $   (583)
                                                =========              =========                 ========


   The accompanying notes are an integral part of these financial statements.

                       CIFG ASSURANCE NORTH AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                                  ($ IN `000S)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------
                                                                                     2006          2005          2004
                                                                                   --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                           $    (77)     $ (3,832)     $ (5,472)

    Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Amortization of bond premium, net                                                283            (5)          700
       Net realized losses  (gains) on sale of investments                                5             4           (10)
       Increase in loss and loss adjustment reserves, net of
        reinsurance                                                                     331           236           199
       Increase in deferred premium revenues                                         52,868        62,273        31,425
       Increase in prepaid reinsurance premiums                                     (41,934)      (56,722)      (28,975)
       Decrease in deferred acquisition costs, net                                       --            --         1,184
       (Increase) in premiums receivable                                             (3,767)       (2,484)         (947)
       (Decrease) increase in ceded reinsurance balances payable                     (6,515)        6,966       (12,766)
       Increase (decrease) in ceding commissions payable                                  3          (107)         (372)
       Increase  in investment income due and accrued                                  (251)         (878)          (37)
       Increase in balances due to affiliates                                         3,808         1,115           344

       (Decrease) Increase in current income taxes payable                             (130)           88            --
       Net realized and unrealized (gains) losses on credit
        derivatives, net                                                                (14)           32             5
       Increase in deferred ceding commissions, net                                   5,106        11,216         2,051
       Other, net                                                                       645         1,689           844
                                                                                   --------      --------      --------
       Total adjustments to net loss                                                 10,438        23,423        (6,355)
                                                                                   --------      --------      --------
            Net cash provided (used) by operating activities                         10,361        19,591       (11,827)
                                                                                   --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Purchase) of fixed income securities                                            (38,299)      (92,022)      (49,454)
   (Purchase) sale of short-term investments, net                                   (14,936)       43,236        21,902
    Proceeds from the sale of fixed income securities                                    55           180         3,760
    Proceeds from the maturity of fixed income securities                            40,417        26,098        31,819
                                                                                   --------      --------      --------
            Net cash (used) provided by investing activities                        (12,763)      (22,508)        8,027
                                                                                   --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributions                                                                 --            --        10,000
                                                                                   --------      --------      --------

            Net cash provided by financing activities                                    --            --        10,000
                                                                                   --------      --------      --------

Effect of exchange rates on cash                                                         82          (263)         (155)

(Decrease) increase in cash                                                          (2,320)       (3,180)        6,045
Cash at beginning of the year                                                         3,388         6,568           523
                                                                                   --------      --------      --------
Cash at the end of the year                                                        $  1,068      $  3,388      $  6,568
                                                                                   ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Federal Income Taxes paid                                                        $    294      $     60      $     --



   The accompanying notes are an integral part of these financial statements.

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

1.   BUSINESS AND ORGANIZATION

CIFG Assurance North America, Inc., ("CIFG NA" or the "Company") was incorporated on April 11, 2002 in the State of New York. On May 24, 2002 the New York State Insurance Department ("NYSID") granted the Company a license to conduct surety, credit, residual value and financial guaranty insurance. As of December 31, 2006, CIFG NA was licensed to transact financial guaranty insurance in 45 states and the U.S. Virgin Islands, District of Columbia and the Commonwealth of Puerto Rico.

In prior years, the shares of CIFG NA were transferred by CIFG NA's direct parent, CIFG Services, Inc. ("CIFG Services") to a voting trust to comply with certain U.S. state restrictions regarding the ownership or control of U.S. insurance companies by a foreign government or any agency or instrumentality thereof. Under the terms of the Voting Trust Agreement, 80% of the trustees must be directors or officers of CIFG Services, or Caisse Nationale des Caisses d'Epargne ("CNCE"), an indirect parent of CIFG Holding. Although the shares are legally owned by the voting trustees in accordance with the Voting Trust Agreement, CIFG Services retains the economic benefits of the shares of CIFG NA.

CIFG Services is a management company that was incorporated in the state of Delaware during 2001. CIFG Services is a wholly-owned subsidiary of CIFG Guaranty, a reinsurance company that was registered in France by Registre du Commerce et des Societes on March 30, 2001. CIFG Guaranty is a wholly-owned subsidiary of CIFG Holding, a French corporation that acts as a holding company for the CIFG group of companies. CIFG Guaranty owns 100% of the outstanding shares of CIFG Services and CIFG Europe. CIFG Europe is a French licensed insurance company authorized to write financial guaranty business throughout 20 member states of the European Union.

On November 17, 2006, Banque Federale des Banques Populaires ("BFBP") and CNCE combined certain of their operations, through Natexis Banques Populaires ("Natexis). CNCE contributed CIFG Holding and its subsidiaries, as well as other assets, to Natexis, which was simultaneously renamed "Natixis". As of December 31, 2006, CNCE and BFBP each owned 34.44% of Natixis, with 8.76% owned by Caisse des Depots et Consignations ("CDC") (via CDC Finance Holding) and 22.36 % was owned by public float and institutional shareholders. Until November 17, 2006, CIFG Holding was wholly-owned by CNCE.

In the ordinary course of business, the Company issues financial guaranty contracts in respect of certain obligations of certain variable interest entities (VIEs). Specifically, CIFG NA has issued contracts in respect of certain obligations of multiple distinct New York State business trusts, collectively known as the New Generation Funding Trusts. The financial guaranty contracts generally provide credit protection to investors who have entered into credit derivative transactions with the respective VIEs. Other than the transactions described above, the VIEs own no assets and have no outstanding debt and, by virtue of the credit support provided by the financial guaranty contracts, CIFG NA is considered to be the primary beneficiary of these VIEs. Accordingly, these VIEs are consolidated.

Each of CIFG Guaranty, CIFG Europe and CIFG NA has received an insurer financial strength rating of "AAA" from Fitch Ratings, an insurer financial strength rating of "Aaa" from Moody's Investors Services Inc., and an insurer financial strength and financial enhancement ratings of

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

"AAA" from Standard and Poor's Rating Services ("S&P"), the highest rating assigned by each rating agency.

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which for insurance and reinsurance companies differ in certain respects from the accounting practices prescribed or permitted by NYSID. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant accounting policies are as follows:

INVESTMENTS

The Company's investment portfolio is accounted for on a trade-date basis. Investments in fixed income securities that are considered available-for-sale ("AFS") are carried at fair value, with unrealized gains and losses, net of deferred taxes, reflected in Other Comprehensive Income ("OCI"). Short-term investments are stated at amortized cost, which approximates fair value. Unrealized gains and losses are calculated using amortized cost as the basis. AFS investments denominated in currencies other than the U.S. dollar are accounted for at their U.S. dollar equivalent using exchange rates in effect at the balance sheet date. Changes in values due to currency fluctuations are recorded as unrealized gains or losses on AFS securities, net of deferred taxes, in OCI.

For purposes of computing amortized cost, premiums and discounts are accounted for using the effective yield method over the remaining terms of securities acquired. For premium on bonds that do not have call features, such premiums are amortized over the remaining terms of the securities.

The Company's process for identifying declines in the fair value of investments that are other than temporary involves consideration of multiple factors. These factors include current economic conditions, market prices, issuer-specific developments, the time period during which there has been a significant decline in value and the Company's intent and ability to hold the investment for a sufficient period of time for the value to recover. If the Company's analysis of these factors results in the determination that the decline is other-than temporary, CIFG NA writes down the carrying value of the investment to fair value and records a realized loss. As of December 31, 2006 and 2005, there were no declines in fair value deemed to be other than temporary.

Realized gains and losses on the sale of investments are determined on the basis of first in, first out ("FIFO"). Investment income is recorded when earned.

DEFERRED ACQUISITION COSTS (DAC) AND DEFERRED CEDING COMMISSIONS

Certain costs incurred, primarily related to and varying with the production of new financial guaranty business, excluding financial guaranty contracts accounted for as derivatives, have

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

been deferred (DAC). These costs include direct and indirect expenses related to underwriting and contract origination expenses, rating agency fees and premium taxes.

The Company receives ceding commissions under its ceded reinsurance contracts as compensation for acquisition costs incurred. Ceding commissions are deferred.

The Company considers deferred premium revenue and the present value of future premiums due to the Company under installment contracts when determining the recoverability of DAC. DAC and deferred ceding commissions are amortized into the income statement over the periods in proportion to the earnings of the related premiums. Deferred ceding commissions are presented in the balance sheet net of DAC.

PREMIUM REVENUE RECOGNITION

Premiums received at the inception of the policy, or otherwise "up-front" premiums, are earned pro-rata over the period of the underlying risk in proportion to the amount of risk outstanding over the expected period of coverage. The amount of risk outstanding is equal to the sum of the par amount of the debt insured. Installment premiums written are recognized ratably over each installment period. If a guaranteed issue is retired early, the remaining deferred premium will be earned, and any related unamortized DAC and deferred ceding commissions will be recognized immediately. Deferred premium revenue and prepaid reinsurance premiums represent the portion of gross and ceded premium written, respectively, which has been allocated to the unexpired underlying risk.

LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss and loss adjustment reserves are established for financial guaranty contracts subject to SFAS 60 -- "Accounting and Reporting by Insurance Enterprises" ("FAS 60"). The reserve for losses and loss adjustment expenses consists of active credit reserves and case basis loss and loss adjustment expense reserves. The development of active credit reserves is based upon estimates of the expected levels of debt service payment defaults on currently guaranteed issues that are not presently or imminently in default, and by reference to financial guaranty industry historical loss experience. The determination of the reserve is primarily based on an analysis of expected losses as a percentage of expected premium on the outstanding insured portfolio, pursuant to which, active credit reserves are provided on a periodic basis as a function of regular financial guaranty premiums earned to date.

The Company monitors active credit reserves on an ongoing basis and adjusts these reserves based on actual loss experience, considering the changes in the mix of business and economic conditions. Case basis loss reserves will be recorded when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. When losses occur, case basis loss reserves will be established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. The active credit reserve is available to be applied against future case basis loss reserves and any related adjustments. As of December 31, 2006 and 2005, there were no case basis loss reserves recorded.

The Company's loss reserving policy, described above, is based on guidance provided in FAS 60, SFAS 5 - "Accounting for Contingencies", and analogies to Emerging Issues Task Force

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

(EITF) 85-20, "Recognition of Fees for Guaranteeing a Loan." FAS 60 requires that, for short-duration contracts, a liability for unpaid claim costs relating to insurance contracts, including estimates of costs relating to incurred but not reported claims, be accrued when insured events occur. Additionally, SFAS 5 requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

Management believes that the Company's reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management's judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates.

INCOME TAXES

The Company is included in the consolidated U.S. tax return of CIFG Services. The tax provision for CIFG NA is determined on a stand-alone-basis.

Deferred income taxes are provided with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in the financial statements that will result in deductible or taxable amounts in future years when the reported amount of the asset or liability is recovered or settled. Such temporary differences relate principally to premium revenue recognition, deferred acquisition costs, deferred ceding commissions, net operating losses, and unrealized appreciation or depreciation of investments. A valuation allowance is established when it is more likely than not (a likelihood of more than 50 percent) that some portion or the entire deferred tax asset will not be realized.

REINSURANCE

In the normal course of business, the Company seeks to reduce its financial guaranty exposure by reinsuring certain levels of risk with other insurance enterprises or reinsurers. Reinsurance premiums ceded and related commissions recorded are deferred and recognized in earnings on a pro-rata basis over the period the related financial guaranty coverage is provided.

INTANGIBLE ASSETS

In prior years, the Company's acquisition of Western Continental Insurance Company ("WCIC") resulted in an intangible asset for the fair value of the insurance licenses acquired, which is carried in the balance sheet. The Company has determined that the licenses have an indefinite life and, therefore, are not being amortized. The recoverability of the carrying value of the intangible asset is evaluated annually based on a review of forecasted discounted cash flows and by referencing other available information. As of December 31, 2006 and 2005, there were no adjustments to the carrying value of the intangible asset.

DERIVATIVE CONTRACTS

The Company has issued insurance policies that do not qualify for the financial guaranty scope exception under FAS 133 and 149. These contracts are recorded at fair value which is determined using models developed by the Company. The models include various assumptions such as an expected loss projection. The valuation results from these models could differ materially from amounts that might actually be realized in the market.

The Company believes that the most meaningful income statement presentation of derivative revenues is to reflect them as premiums written when installments are received, as premium earned over the installment period, with changes in fair value recorded as "net realized and

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

unrealized gains (losses) on credit derivatives". Derivative assets and liabilities are presented on a gross basis in the balance sheet.

VARIABLE INTEREST ENTITIES (VIE'S)

From time to time, the Company guarantees payment obligations of counterparties, including VIEs that may enter into credit default swaps ("CDS") with third parties. The Company provides financial guarantees covering certain obligations of these entities at market rates and consolidates those VIEs where the Company is determined to be the primary beneficiary.

FOREIGN CURRENCY TRANSLATION

Functional currencies are generally the currencies of the local operating environment. CIFG NA's functional currency is the U.S. dollar. CIFG NA's financial statements include balances denominated in currencies other than the U.S. dollar which are converted to the U.S. dollar at exchange rates in effect at the balance sheet dates with income statement accounts converted using daily exchange rates which are averaged on a year-to-date basis.

Foreign currency transaction gains and losses, as well as gains and losses arising from the re-valuation of assets (excluding AFS investments) and liabilities denominated in non-functional currencies are reflected in net income.

RECENT ACCOUNTING DEVELOPMENTS

In February 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging" ("FAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". FAS 155 permits an election for hybrid instruments that contain an embedded derivative that otherwise would require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of operations and comprehensive income. The fair value election may be applied on an instrument-by-instrument basis. FAS 155 also eliminates a restriction on qualifying special purpose entities from holding passive derivative instruments. FAS 155 is effective for all financial instruments acquired or issued after December 15, 2006.

The FASB's Derivative Implementation Group ("DIG") issued DIG Issue B40 -- "Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets" ("DIG B40") in December of 2006. DIG B40 provides a scope exception on performing embedded derivative tests required under FAS 133 related to rate of returns for certain securitized interests. DIG B40 is required to be applied upon adoption of FAS 155. The Company is in the process of evaluating the impact of FAS 155 and DIG B40 on its financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("FAS 109"). FIN 48 requires that the Company determine whether a tax position is more likely than not to be sustained under examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position does not meet the more likely than not threshold, the benefit is not recognized in the financial statements. If the Company determines that a position meets the recognition threshold, the position is measured to determine the amount of the benefit that may be recognized in the financial statements based on criteria set forth in the pronouncement. FIN 48 also provides guidance on derecognition, classification of

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

interest and penalties, accounting in interim periods and disclosure. FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on its financial statements.

The FASB issued FAS No. 157, "Fair Value Measurement" ("FAS 157") in September 2006. This pronouncement defines fair value, establishes a framework for measuring fair value and enhances the footnote disclosures pertaining to fair value. Fair values are evaluated using a hierarchy (Levels 1, 2, & 3), which is based on the level of inputs used for the valuation. The input levels range from quotable market prices to unobservable inputs such as an entity's own internal data. The disclosure requirements vary amongst the fair value hierarchy levels. FAS 157 is applicable to financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is in the process of evaluating the impact of FAS 157 on its financial statements.

On February 15, 2007 the FASB issued SFAS No. 159 - "The Fair Value Option for Financial Assets and Financial Liabilities -- including an amendment of FASB No. 115" ("FAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of this pronouncement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is applicable for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of FAS 159 on its financial statements.

Due to the diversity of accounting practices in the financial guaranty industry, the FASB undertook a project in 2005 to consider the accounting model for financial guaranty insurers. An exposure draft is expected in 2007. The current accounting model used by the Company may change significantly. Until the FASB issues specific guidance, the Company intends to continue to apply its existing accounting policies. It is not possible to predict the impact that the FASB's project may have on the Company's accounting practices.

3. RELATED PARTIES

ADMINISTRATIVE SERVICES AND PROPERTY AGREEMENT

The Company participates in a Management Services Agreement with CIFG Services, which has been approved by the NYSID. Under this agreement CIFG Services provides the Company with management services, including office space and furniture and equipment used by the Company. Under the terms of this agreement, operating expenses are allocated based on the requirements of Regulation 30 of the NYSID. In 2006, 2005 and 2004, expenses charged by CIFG Services to the Company under this agreement were $ 33.5, $23.5, and $21.3 million, respectively.

FACULTATIVE REINSURANCE AGREEMENTS

CIFG Guaranty participates in a Master Facultative Reinsurance Agreement ("Agreement") with CIFG NA. Under the terms of this Agreement, CIFG Guaranty has the option to reinsure up to 90% of CIFG NA's acceptable risks. CIFG Guaranty pays a ceding commission on premiums ceded under the terms of this Agreement. Premiums ceded by CIFG NA and assumed by CIFG

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

Guaranty under this facultative reinsurance agreement were $84.2, $84.0, and $48.7 million for 2006, 2005 and 2004, respectively.

As of December 31, 2006 and 2005, CIFG Guaranty pledged to CIFG NA U.S. dollar denominated investments with a fair value of $273.0 and $168.2 million respectively, to support its reinsurance coverage in accordance with New York State insurance regulatory requirements. The assets pledged are maintained in a secured trust on behalf of CIFG NA, for its sole use and benefit in accordance with New York State insurance regulation 11NYCRR 126.

FINANCIAL GUARANTEES

In the normal course of business, CIFG NA enters into certain financial guaranty contracts with affiliates on terms that management believes are on an arms-length basis. The affiliates involved are Credit Foncier ("Foncier") and IXIS Corporate & Investment Bank ("IXIS CIB"). Gross premiums written on policies closed with IXIS CIB during 2006, 2005 and 2004 were $2.8 million, $608 thousand and $207 thousand, respectively. Gross premiums written on policies with Foncier during 2006, 2005 and 2004 were nil, $8.9 million and $4.5 million, respectively.

CAPITAL MAINTENANCE AGREEMENT

The Company has entered into an irrevocable keep-well capital maintenance agreement with CIFG Guaranty. The agreement requires CIFG Guaranty to contribute capital to the Company if at any time the capital of the Company falls below $80 million, so as to maintain minimum capital at that level.

TAX SHARING AGREEMENT

The Company files a consolidated Federal income tax return with CIFG Services, and files separate-company state and local income tax returns. The method of allocation between the companies in the consolidated Federal income tax return is subject to a tax allocation agreement approved by the Board of Directors of CIFG NA and the NYSID. Pursuant to this tax allocation agreement between the companies, total Federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognizable on a separate company basis. Inter-company tax balances are settled on a periodic basis, no less than annually.

4.   DEFERRED ACQUISITION COSTS AND (DEFERRED CEDING COMMISSIONS)

Acquisition costs and ceding commissions are deferred and amortized in proportion to the related premium revenue to be recognized in future periods. The commission income and acquisition costs deferred and related amortization are as follows:

                                                AS OF DECEMBER 31,
                                             ----------------------
                                               2006          2005
                                             --------      --------
Deferred ceding commissions, net,
 beginning of period                         $(13,267)     $ (2,051)
Current year costs:

     Deferred acquisition costs                16,419        12,715
     Deferred ceding commissions              (23,575)      (23,448)
                                             --------      --------
          Net                                  (7,156)      (10,733)
Net amortization during the period              2,050          (483)
                                             --------      --------
Deferred ceding commissions, net, end of
 period                                      $(18,373)     $(13,267)
                                             ========      ========

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

During the fourth quarter of 2006 the Company conducted its annual DAC study, which encompassed both a review of deferrable costs and the amortization pattern of DAC and deferred ceding commissions. In addition, the Company enhanced its policy systems in 2006, allowing it to update its exposure with more current policy information received from external parties. These modifications have resulted in a change in accounting estimate for DAC, the effect of which has been reflected on a prospective basis in these financial statements in accordance with SFAS No. 154 -- "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3". Approximately $1.5 million is included in the "amortization of deferred acquisition costs" as a charge to the income statement.

5.     INVESTMENTS

The Company's investment objective is to optimize after-tax returns while emphasizing the preservation of capital through the maintenance of high-quality investments with adequate liquidity. The weighted-average credit quality of the fixed income portfolio, which excludes short-term investments, was AAA with no investment rated below BBB as rated by S&P.

Short-term investments consist of United States government obligations (61%) and money market instruments (39%).

The following tables set forth the amortized cost and fair value of the fixed income securities and short-term investments included in the investment portfolio of CIFG NA:

                                                                 DECEMBER 31, 2006
                                            ---------------------------------------------------------
                                                             GROSS           GROSS
                                            AMORTIZED      UNREALIZED      UNREALIZED          FAIR
                                              COST           GAINS           LOSSES            VALUE
                                            ---------      ----------      ----------        --------
United States government obligations        $ 68,453        $      8        $   (897)        $ 67,564
State and municipal obligations               16,642              --            (452)          16,190
US Agencies                                   43,027               3            (347)          42,683
Corporate obligations                          4,118              --             (26)           4,092
Non- US *                                      3,744             130              --            3,874
Short term                                    39,588              --              --           39,588
                                            --------        --------        --------         --------
        Total                               $175,572        $    141        $ (1,722)        $173,991
                                            ========        ========        ========         ========

                                                               DECEMBER 31, 2005
                                            ------------------------------------------------------
                                                             GROSS          GROSS
                                            AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                              COST           GAINS          LOSSES          VALUE
                                            ---------      ----------     ----------      --------
United States government obligations        $ 99,307           $27        $(1,050)        $ 98,284
State and municipal obligations               15,682            21           (246)          15,457
US Agencies                                   14,070            46           (241)          13,875

Corporate obligations                          4,144             4             --            4,148
Non- US *                                      1,184            --            (24)           1,160

Short term                                    24,652            --             --           24,652
                                            --------           ---        -------         --------
        Total                               $159,039           $98        $(1,561)        $157,576
                                            ========           ===        =======         ========

* Principally euro-denominated debt securities issued by European governments and European municipalities.

Fixed income investments carried at fair value of approximately of $9.1 and $9.2 million as of December 31, 2006 and 2005, respectively, were on deposit with various regulatory authorities to comply with insurance laws.

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

The Company maintains a portion of its cash and investments under a custody agreement with one financial institution that the Company considers of high quality.

The following table sets forth the distribution by contractual maturity of investments at amortized cost and fair value at December 31, 2006 and 2005. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                 DECEMBER 31,
                                            ------------------------------------------------------
                                                      2006                         2005
                                            ------------------------      ------------------------
                                            AMORTIZED     FAIR VALUE      AMORTIZED     FAIR VALUE
                                              COST                          COST
                                            ---------     ----------      ---------     ----------
Due in one year or less                     $ 73,829       $ 73,730       $ 61,110       $ 60,986
Due after one year through five years         76,219         75,086         75,725         74,594
Due after five years through ten years        22,484         22,337         19,164         19,072
Due over ten years                             3,040          2,838          3,040          2,924
                                            --------       --------       --------       --------
      Total                                 $175,572       $173,991       $159,039       $157,576
                                            ========       ========       ========       ========

As of December 31, 2006 and 2005 no single issuer, excluding U.S. government obligations, exceeds 10% of shareholder's equity.

The following investment table presents the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

                                       GREATER THAN 12 MONTHS          LESS THAN 12 MONTHS                   TOTAL
                                      ------------------------       ------------------------       ------------------------
                                        Fair        Unrealized         Fair        Unrealized         Fair        Unrealized
        2006                            Value         Losses          Value          Losses          Value          Losses
                                      --------      ----------       --------      ----------       --------      ----------
United States government
obligations                           $ 58,263       $   (879)       $  8,578     $      (18)       $ 66,841       $   (897)
State and municipal obligations         15,166           (442)          1,023            (10)         16,189           (452)
US Agencies                             10,250           (237)         28,974           (110)         39,224           (347)
Corporate obligations                       --             --           4,093            (26)          4,093            (26)
Non-US *                                    --             --              --             --              --             --
                                      --------       --------        --------       --------        --------       --------
Total temporarily impaired
fixed income securities               $ 83,679       $ (1,558)       $ 42,668       $   (164)       $126,347       $ (1,722)
                                      ========       ========        ========       ========        ========       ========


                                       GREATER THAN 12 MONTHS          LESS THAN 12 MONTHS                   TOTAL
                                      ------------------------       ------------------------       ------------------------
                                        Fair        Unrealized         Fair        Unrealized         Fair        Unrealized
        2005                            Value         Losses          Value          Losses          Value          Losses
                                      --------      ----------       --------      ----------       --------      ----------

United States government
obligations                           $ 46,792       $   (559)       $ 42,714       $   (491)       $ 89,506       $ (1,050)
State and municipal obligations             --             --           9,197           (246)          9,197           (246)
US Agencies                                 --             --          10,377           (241)         10,377           (241)
Corporate obligations                       --             --              --             --              --             --
Non-US *                                    --             --           1,160            (24)          1,160            (24)
                                      --------       --------        --------       --------        --------       --------
Total temporarily impaired
fixed income securities               $ 46,792       $   (559)       $ 63,448       $ (1,002)       $110,240       $ (1,561)
                                      ========       ========        ========       ========        ========       ========

* Principally euro-denominated debt securities issued by European governments and European municipalities.

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

The unrealized losses in the Company's investment portfolio were caused by increases in interest rates. The Company evaluated the credit rating of these securities and noted no significant credit deterioration. Since the decline in market value is related to changes in interest rates and not credit quality, and the Company has the intent and ability to hold the investments until the value recovers, the Company does not consider these investments to be other than temporarily impaired as of December 31, 2006 and 2005.

Net investment income was comprised of the following:

                                              DECEMBER 31,
                                 -------------------------------------
                                  2006           2005           2004
                                 -------        -------        -------
Fixed income securities          $ 4,815        $ 3,511        $ 1,086

Short-term investments             2,064            729          1,326
                                 -------        -------        -------
   Total Investment income         6,879          4,240          2,412
Investment expenses                 (202)          (142)          (139)
                                 -------        -------        -------
   Net investment income         $ 6,677        $ 4,098        $ 2,273
                                 =======        =======        =======

Net realized (losses) gains from fixed income securities were comprised of the following:

                                                 DECEMBER 31,
                                      ----------------------------------
                                       2006          2005          2004
                                      ------        ------        ------
Gross gains                           $   --        $   --        $   10
Gross losses                              (5)           (4)           --
                                      ------        ------        ------
    Net realized capital (loss)
    gains                             $   (5)       $   (4)       $   10
                                      ======        ======        ======

Proceeds from the sale of fixed income securities were $55 thousand, $180 thousand, and $3.8 million for the periods ended December 31, 2006, 2005 and 2004, respectively.

6.     REINSURANCE

The Company participates in a Facultative Reinsurance Agreement with CIFG Guaranty. The Company utilizes reinsurance principally to increase capacity and to reduce the risk of loss on financial guaranty business underwritten. The Company is liable with respect to reinsurance ceded to the extent that CIFG Guaranty fails to meet its obligation to the Company. CIFG NA regularly monitors the financial condition of CIFG Guaranty and believes there is no material unrecoverable reinsurance.

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

The effect of reinsurance on premiums written was as follows:

                                                              DECEMBER 31,
                                                ----------------------------------------
                                                  2006            2005            2004
                                                --------        --------        --------
Direct premium written                          $ 98,808        $ 84,408        $ 45,058
Assumed premium written                            2,857           9,848          10,088
Ceded premium written                            (84,163)        (83,958)        (48,747)
                                                --------        --------        --------
     Net premiums written                         17,502          10,298           6,399

Change in direct deferred premium revenue        (56,116)        (60,054)        (29,625)
Change in assumed deferred premium
 revenue                                           3,350          (2,184)         (3,181)

Change in ceded deferred premiums revenue         41,841          56,692          30,218
                                                --------        --------        --------
   Net premiums earned                          $  6,577        $  4,752        $  3,811
                                                ========        ========        ========

Net earned premium in 2006, 2005 and 2004 does not include any refunded earned amounts.

Ceding commissions on reinsurance ceded to CIFG Guaranty was $25.2, $25.2, and $14.6 million during 2006, 2005 and 2004, respectively.

7.     INCOME TAXES

The current provision for federal income taxes was $82 thousand, $148 thousand, and nil for the years ended December 31, 2006, 2005 and 2004. During 2006, an estimated tax payment of $294 thousand was made for alternative minimum taxes ("AMT").

AMT paid in current and prior years of $354 thousand are available as AMT credits to be carried-forward and utilized in the event that regular tax exceeds AMT tax in the future.

The Company's total tax provision differs from the amount that would be obtained by applying the tax rate to pre-tax book income due to the impact of disallowed expenses, tax exempt interest and the establishment of a valuation allowance.

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2006 and 2005 are presented below:

                                             AS OF DECEMBER 31,
                                          ----------------------
                                            2006           2005
                                          -------        -------
Deferred tax assets:
   Net operating loss carry-forward       $   599        $ 2,002
   Deferred premium revenue                   141            203
   Deferred ceding commission, net          6,431          4,644
   Unrealized loss on investments             687            512
   Other                                      669            529
   Less: valuation allowance               (7,604)        (7,220)
                                          -------        -------
   Total deferred tax assets                  923            670
                                          -------        -------

Deferred tax liabilities:
   Accretion of discount                      169            119
   License amortization                       745            551
   Other                                        9             --
                                          -------        -------
   Total deferred tax liabilities             923            670
                                          -------        -------
   Net deferred tax assets                $    --        $    --
                                          =======        =======

In 2006, the Company used approximately $4.1 million in net operating loss carry-forwards generated in prior years to offset taxable income in the current year. At December 31, 2006, the Company had net operating loss carry-forwards available to offset future taxable income of $1.7 million which will expire in 2024.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has yet to establish an earnings history. As a result, management has established a valuation allowance to offset net deferred tax assets.

8.     DIVIDEND RESTRICTIONS

Under New York State insurance law, CIFG NA may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement. Any dividends declared or paid may not exceed, together with all other dividends declared or distributed by CIFG NA during the next preceding twelve months, the lesser of (i) 10% of its shareholder's surplus shown on its last filed statement, or (ii) one hundred percent of adjusted net investment income (as defined under New York Insurance Law), for such 12-month period without prior approval of the Superintendent of the NYSID. The Company has not declared or paid any dividends since its inception given that it has no earned surplus and is therefore ineligible to pay a dividend.

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

9.    STATUTORY ACCOUNTING PRACTICES

U.S. GAAP differs in certain significant respects from accounting practices prescribed or permitted by the NYSID. In 2006, the NYSID performed a routine triennial examination of the Company; an examination report has not been issued yet. The Company does not anticipate any material adjustments to its statutory capital and surplus as a result of this examination.

The following summarizes the significant differences between the statutory annual statement as filed and U.S. GAAP.

                                                            AS OF DECEMBER 31,
                                                       --------------------------
                                                         2006             2005
                                                       ---------        ---------
U.S. GAAP SHAREHOLDER'S EQUITY                         $ 121,897        $ 122,092
Statutory Adjustments:
  Premium revenue recognition                             (3,991)          (2,521)
  Intangible asset                                        (8,331)          (8,373)
  Loss and loss adjustment expense reserves, net             860              529
  Contingency reserves, net                              (10,597)          (6,316)
  Deferred income taxes                                   14,123           11,824
  Unrealized losses, net                                   1,838            1,463
  Fair value of derivatives, net                              39               53
  Deferred Ceding commission income                          891            1,712
  Other liabilities                                           59               22
  Non admitted assets                                    (12,968)         (11,910)
                                                       ---------        ---------
STATUTORY CAPITAL AND SURPLUS                          $ 103,820        $ 108,575
                                                       =========        =========

The principal differences result from the following statutory accounting practices:

       - Upfront premiums are recognized as earned when related principal and interest have expired while under GAAP, premiums are recognized as earned over the expected coverage period;

       - Liabilities for deferred premium revenues are shown net of amounts ceded under reinsurance contracts while under GAAP, they are recorded at their gross amounts;

       - Acquisition costs are charged to operations as incurred. Under GAAP, certain costs are deferred and amortized as the related premiums are earned;

       - Intangible assets were charged directly to surplus as a result of the statutory mergers while under GAAP the Company established an intangible asset representing the value of state licenses, which is subject to impairment tests;

       - A contingency reserve is computed on the basis of statutory requirements, and reserves for case basis losses and LAE are established, at present value, for specific insured issues that are identified as currently or likely to be in default. Under GAAP, case basis loss reserves are established at present value based on CIFG NA's reasonable estimate of the identified losses and LAE, plus estimates for reserves for the portfolio of active credits on the insured obligations written;

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

       - If applicable, a provision is made for ceded unearned premiums and losses recoverable in excess of funds held plus other qualifying collateral, on business reinsured with companies not qualified or licensed in the State of New York through a direct charge to surplus, while under GAAP there is no such provision;

       - Fixed income securities are carried at amortized cost; under GAAP these securities are designated as available-for-sale and carried at fair value, with the related unrealized gains or losses recognized as a separate component of shareholder's equity net of applicable deferred federal income tax;

       - Deferred tax assets in excess of certain defined limitations are excluded from the balance sheet and charged to surplus as a non-admitted asset. Under GAAP, deferred federal income taxes reflect the net tax effect of temporary differences between the carrying amount of GAAP basis assets and liabilities and the amounts used for federal income tax purposes. The change in net deferred taxes, excluding the amount related to unrealized gains and losses, is a component of net income;

       - Financial guarantees are accounted for as insurance contracts, while under GAAP, certain financial guarantees that do not qualify as insurance contracts under FAS 133 are recorded at fair value;

       - Ceding commission income is recognized in income when earned and can offset acquisition costs, but a liability is established for any amount of ceding commissions in excess of acquisition expenses. Under GAAP, ceding commission income is deferred and amortized as the related ceded premiums are expensed.

       - Certain assets classified as non-admitted are charged directly to surplus but are reflected as assets under GAAP.

The NYSID has recently undertaken a review of the industry practice to record contingency reserves on a net basis specifically in the case where an unauthorized reinsurer has provided appropriate collateral to secure the ceded contingency reserve. Currently, the NYSID has not concluded their review nor have they issued any new statutory guidance on this subject. As a result, the Company will maintain its current treatment of the ceded contingency reserve until the NYSID has concluded their review and issued final statutory guidance, which is expected to be applied prospectively, if different than the Company's current statutory accounting treatment. As of December 31, 2006 the Company has recorded a gross contingency reserve of $76.3 million which is offset by a ceded contingency reserve of $65.7 million in its statutory financial statements.

CIFG NA's statutory financial statements are prepared in conformity with accounting practices prescribed or permitted by the NYSID. Prescribed statutory accounting principles include state laws, regulations and general administrative rules, as well as a variety of the National Association of Insurance Commissioners (NAIC) publications. The NAIC Statements of Statutory Accounting Principles (SSAP) have been adopted as a component of prescribed or permitted practices by the State of New York. The State of New York has adopted certain prescribed practices which vary from those found in SSAP. These differences have no impact on the net income and the determination of statutory surplus. Statutory capital and surplus was $103.8

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

million and $108.6 million at December 31, 2006 and 2005, respectively, which meets New York State minimum capital requirements. Qualified statutory capital (statutory capital and surplus plus contingency reserve) was $114.4 and $114.9 million at December 31, 2006 and 2005, respectively. Statutory net loss for CIFG NA was $(2.1), $(2.5) and $(5.2) million for the periods ending December 31, 2006, 2005 and 2004, respectively.

10.     NET INSURANCE IN FORCE

The financial guaranty contracts issued by CIFG NA guaranty the scheduled payments of principal and interest on municipal and structured obligations. The net exposure retained on any risk is subject to formalized underwriting guidelines.

As of December 31, 2006, insurance in force, net of cessions, had a range of legal maturities of 1-74 years. However, the expected life of these transactions may vary substantially from the legal final maturities, and are influenced by actual performance, market conditions and business objectives of the issuers. The expected maturities of these policies are between 1-46 years which are diversified among 1,430 outstanding policies. The weighted-average (based on par) expected life of the guaranteed portfolio is 10.57 years.

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

The distribution of gross and net par in force by bond type is presented in the following table:

                                  -----------------------------       -----------------------------
   INSURANCE INFORCE                           2006                               2005
                                     GROSS              NET              GROSS              NET
                                  -----------       -----------       -----------       -----------
GLOBAL PUBLIC FINANCE AND
INFRASTRUCTURE
State GO And Appropriation        $ 5,606,167       $   760,469       $ 3,716,422       $   572,445
City And County GO                  3,977,717           541,329         1,186,237           168,286
Utility Systems                     1,123,985           274,201           680,533            83,185
Airports                            1,471,021           253,390         1,406,341           188,661
Health Care                         1,491,191           246,967           880,507           130,631
State Tax Backed                    1,518,447           216,326         1,183,155           155,092
Higher Education                    1,309,316           194,245           553,572            80,973
Sovereign/Sub Sovereign             1,374,633           182,494         1,232,554           183,187
Public Power                          739,047           171,468           348,752            62,857
Special Revenue                       725,562           140,056           244,910            48,860
Toll Roads                            849,642           106,306           822,846            88,051
Local Tax Backed                      387,624            78,745           228,134            24,491
Municipal Housing                     748,649            74,865           177,794            17,779
Transportation                        527,218            52,722           489,794            76,495
Investor-Owned Utilities              230,654            23,065           314,947            48,979
Project Finance                        87,244             8,724            77,852             7,785
                                  -----------       -----------       -----------       -----------
    Total                          22,168,117         3,325,372        13,544,350         1,937,757
                                  -----------       -----------       -----------       -----------

GLOBAL STRUCTURED FINANCE
CDO High Yield                     10,900,485         1,096,113         4,579,475           596,952
CDO Asset Backed                    7,373,885           863,411         4,373,598           472,023
CDO Investment Grade                4,746,055           616,197         3,304,315           471,898
Home Equity                         2,882,048           288,205         2,510,373           251,037
Commercial Mortgage Backed          2,426,124           242,612         1,061,265           106,126
Student Loans                       1,672,960           167,296           631,674            63,167
Lease Assets                          804,747           124,039         1,061,992           190,425
Commercial Asset Backed               656,164            65,616           466,517            46,652
Residential Mortgage Backed           570,573            57,057           778,698            77,870
Other                                 179,407            17,941           288,658            44,649
Credit Cards                          101,000            10,100           101,000            10,100
Auto Loans                             71,822             7,182           307,822            37,500
                                  -----------       -----------       -----------       -----------
        Total                      32,385,270         3,555,769        19,465,387         2,368,399
                                  -----------       -----------       -----------       -----------
      Grand Total                 $54,553,387       $ 6,881,141       $33,009,737       $ 4,306,156
                                  ===========       ===========       ===========       ===========

The Company limits its exposure to losses under its financial guarantees through a formal credit approval process and by maintaining a surveillance function which monitors insured transactions. Additionally, the Company mitigates credit risk by underwriting investment grade transactions and maintaining collateral quality requirements on asset-backed obligations, as well as through reinsurance. As of December 31, 2006, there were no guaranteed transactions rated below investment grade.

Included in the table above is $0.2 billion of direct net par exposure related to securitization transactions supported by sub-prime mortgage assets. As of December 31, 2006, all of this exposure has underlying ratings of triple-A by at least two rating agencies prior to the benefit of financial guaranty provided by the Company, except for $5.9 million which was issued in 2004 and is rated in the A-minus rating category.

In addition, CIFG NA has indirect net exposure to sub-prime mortgage assets as a result of guarantees of $0.8 billion of senior tranches of multi-sector collateralized debt obligations that

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

include varying proportions of sub-prime mortgage assets in their collateral pools. As of December 31, 2006, all of this exposure has underlying ratings of triple-A by at least two rating agencies prior to the benefit of the financial guaranty provided by the Company.

Gross par written includes $250 million, $505 million and $2.3 billion of assumed premium business for each of the three years ended December 31, 2006, 2005 and 2004, respectively.

Gross par outstanding includes $3.9 billion and $5.0 billion of assumed business, at December 31, 2006 and December 31, 2005, respectively.

Gross and net par outstanding includes financial guaranty contracts treated as derivatives under FAS 133.

The distribution of gross and net par in force by geographical location is presented in the following table:

                                 ---------------------------------------------------------------------------------------------
                                              2006                      % OF                  2005                       % OF
                                    GROSS              NET              NET          GROSS             NET               NET
                                 -----------       -----------         -----      -----------       -----------          -----
UNITED STATES:
Florida                          $ 1,538,190       $   683,957           9.9%     $   681,672       $    68,167           1.6%
New York                           3,870,534           613,447           8.9%       3,264,855           556,215          12.9%
Puerto Rico                        1,368,371           236,955           3.4%       1,168,357           217,496           5.1%
Illinois                           1,795,392           179,539           2.6%       1,325,550           132,555           3.1%
California                         1,054,063           165,509           2.4%         901,917           151,317           3.5%
New Jersey                         1,249,406           152,441           2.2%         835,701           111,070           2.6%
Texas                                880,098           136,037           2.0%         544,034           102,431           2.4%
Pennsylvania                       1,020,536           102,054           1.5%         165,159            16,516           0.4%
Louisiana                            961,475            96,148           1.4%           4,800               480           0.0%
Massachusetts                        297,565            78,507           1.1%         100,587            58,809           1.4%
Other states                       5,940,820           616,582           9.0%       2,599,691           282,468           6.5%
US diversified*                   25,316,946         2,822,686          41.0%      13,950,086         1,790,619          41.5%
                                 -----------       -----------         -----      -----------       -----------          ----
Total United States               45,293,396         5,883,862          85.4%      25,542,409         3,488,143          81.0%
                                 -----------       -----------         -----      -----------       -----------          ----

NON UNITED STATES:
Italy                              1,155,563           115,556           1.7%       1,014,215           101,422           2.4%
Canada                               228,594            67,890           1.0%         221,813            67,212           1.6%
United Kingdom                       424,617            42,462           0.6%         427,407            42,741           1.0%
Greece                               328,588            32,859           0.5%         295,988            29,599           0.7%
Brazil                               316,860            31,686           0.5%         316,860            31,686           0.7%
France                               263,006            26,301           0.4%         241,307            24,131           0.6%
Germany                              187,763            18,776           0.3%         176,911            17,691           0.4%
Turkey                               150,000            15,000           0.2%         150,000            15,000           0.3%
Switzerland                           81,823             8,182           0.1%          55,131             5,513           0.1%
Australia                             21,549             2,155           0.0%          19,814             1,981           0.0%
Spain                                  3,470               347           0.0%           3,126               313           0.0%
Europe diversified**               2,195,950           219,595           3.2%       1,555,414           155,541           3.6%
Global                             3,902,208           416,470           6.1%       2,989,342           325,183           7.6%
                                 -----------       -----------         -----      -----------       -----------          ----
   Total Non United States         9,259,991           997,279          14.6%       7,467,328           818,013          19.0%
                                 -----------       -----------         -----      -----------       -----------          ----
      Grand Total                $54,553,387       $ 6,881,141         100.0%     $33,009,737       $ 4,306,156           100%
                                 ===========       ===========         =====      ===========       ===========          ====


 * Includes financial guaranties with obligations in multiple states.

** Includes financial guaranties with obligations in multiple countries.

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

11.    LOSS AND LOSS ADJUSTMENT RESERVES

The Company's reserve for losses and loss adjustment expenses consists of active credit reserves only. There were no case basis reserves recorded during 2006 and 2005. Activity in the losses and loss adjustment reserves, gross of reinsurance, are summarized as follows:

                                                           ------       ------
                                                            2006         2005
                                                           ------       ------
Gross active credit reserves:
Balance, beginning of period                               $3,306       $1,677
Incurred losses and loss adjustment expense reserves        2,224        1,629
                                                           ------       ------
Balance, end of period                                     $5,530       $3,306
                                                           ======       ======

Gross incurred loss and loss adjustment expenses are presented in the income statement net of ceded amounts of $1,893, $1,393, and $1,044 for the years ended December 31, 2006, 2005 and 2004, respectively.

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair value amounts were determined by using independent market information when available, and internal valuation methodologies when market quotes were not available. In cases where specific market quotes were unavailable, interpreting market data and estimating market values requires considerable judgment by management. Accordingly, the estimates presented are not necessarily indicative of the amount CIFG NA could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

FIXED INCOME SECURITIES: The fair values of fixed income securities are based primarily on quoted market prices.

SHORT-TERM INVESTMENTS AND CASH: The carrying value of these items approximate fair value.

INVESTMENT INCOME DUE AND ACCRUED: The fair value of investment income due and accrued is assumed to approximate carrying value.

DEFERRED PREMIUM REVENUE: The fair value of the deferred premium revenue is based upon the estimated cost to reinsure those exposures at current market rates, which amount consists of the current deferred premium revenue, less an estimated ceding commission thereon.

Certain other financial guaranty insurance contracts have been written on an installment premium basis, where the future premiums to be received by the Company are determined based on the outstanding exposure at the time these premiums are due. The fair value of the Company's future premium revenue under its installment contracts is measured using the present value of estimated future installment premiums, less an estimated ceding commission thereon, discounted at 7%. The estimate of the amounts and timing of the future installment premiums is based on contractual premium rates, debt service schedules and expected run-off

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

scenarios. This measure is used as an estimate of the cost to reinsure the Company's exposures under these policies.

The carrying amount and estimated fair value of financial instruments are presented below:

                                                              DECEMBER 31,
                                        ------------------------------------------------------
                                                 2006                          2005
                                        CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                         AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                        --------      ----------      --------      ----------
FINANCIAL ASSETS:
Fixed income securities                 $134,403       $134,403       $132,924       $132,924
Short-term investments                    39,588         39,588         24,652         24,652
Cash                                       1,068          1,068          3,388          3,388
Investment income due and accrued          1,748          1,748          1,497          1,497
Derivative assets                             10             10              4              4

FINANCIAL LIABILITIES:

Deferred premium revenue:
  Gross                                  218,714        153,100        165,846        116,092
  Net of reinsurance                      34,953         24,467         24,019         16,812

Derivative liabilities                        49             49             57             57

OFF-BALANCE SHEET INSTRUMENTS:

Installment premium receivable
  Gross                                       --        124,159             --         82,973
  Net of reinsurance                          --         13,063             --          9,581

13.      CREDIT DERIVATIVES

Certain financial guaranty contracts meet the definition of a derivative under FAS 133 as amended by FAS 149. All of these direct contracts provide credit protection to investors who have entered into credit derivative transactions with New Generation Funding Trusts. The Company records these contracts at Management's estimate of fair value based on valuation models. The models contain an expected loss assumption. These contracts are considered by the Company to be, in substance, financial guaranty contracts and the Company generally intends to hold them to maturity. The level of fair value adjustments is dependent upon a number of factors including changes in credit spreads and other market factors.

As of December 31, 2006 and 2005, the distribution of par exposure by form of credit enhancement is set forth in the following table on a gross (direct and assumed) basis and net of reinsurance:

                                                      DECEMBER 31,
                           -----------------------------------------------------------------
                                        2006                               2005
                           -----------------------------       -----------------------------
                              GROSS              NET              GROSS              NET
                           -----------       -----------       -----------       -----------
Financial guarantees       $27,200,799       $ 3,879,324       $17,605,496       $ 2,424,333
Credit Derivatives          27,352,588         3,001,817        15,404,241         1,881,823
                           -----------       -----------       -----------       -----------
      Total                $54,553,387       $ 6,881,141       $33,009,737       $ 4,306,156
                           ===========       ===========       ===========       ===========

                       CIFG ASSURANCE NORTH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                          (DOLLAR AMOUNTS IN THOUSANDS)

14.   VARIABLE INTEREST ENTITIES

The Company's financial statements include the consolidation of New Generation Funding Trusts (VIEs) as disclosed in Note 1. For each of the three years ended December 31, 2006, 2005 and 2004 gross direct premium written by these VIEs was approximately $27.1, $20.8, $10.5 million, respectively, and gross par outstanding at December 31, 2006 and 2005 includes $27.1 and $15.2 billion, respectively, underwritten through these VIEs.